Form 10-Q
period 1996-03-31
CTL CREDIT INC
filed 1996-05-02
CIK 898287

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996



                       CTL Credit, Inc.
    (Exact name of registrant as specified in its charter)


                           Delaware
                   (State or other jurisdiction
                        of incorporation)

                              1-470
                   (Commission File Number)

                           77-0316097
                     (IRS Employer ID No.)

              319 E. Carrillo St., Santa Barbara, CA
              (Address of principal executive office)

                               93101
                            (Zip Code)

                        (805) 963-8743
     (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

          Yes   X   No

  As of April 29, 1996, there were 3,457,500 shares of the registrant's common stock outstanding.




   PART I. FINANCIAL INFORMATION


                               CTL CREDIT, INC.
                         Consolidated Balance Sheets (Unaudited)

Dollars in thousands                     March 31, 1996      December 31, 1995
____________________                     ______________      _________________
Cash and cash equivalents                $   662             $   4,120

Investment securities (market value
$21,412 at March 31, 1996 and
$17,795 at December 31, 1995)             21,428                17,757

FHLB stock                                 1,856                 1,507

Receivables and contracts                508,545               503,270

Deductions:

 Unearned finance charges and loan fees   26,689                28,599

 Allowance for doubtful receivables        8,421                 8,371
                                         _______               _______
  Net receivables and contracts          473,435               466,300
                                         _______               _______
Accrued interest receivable                2,315                 2,308

Goodwill                                     346                   353

Premises and equipment, net                4,581                 4,692

Real estate owned                          2,128                 2,488

Other assets acquired in settlement
of receivables                               649                   536

Other assets                                 581                   734
                                         _______               _______
Total assets                            $507,981              $500,795
                                        =========             ========

Thrift certificates payable             $449,517              $441,660

Short-term borrowings                      1,500                 1,500

Due to bank                                4,440                 5,904

Accounts payable and accrued expenses      2,898                 3,843

Federal and state taxes payable              820                   256

Other liabilities                            316                   338
                                         _______               _______
Total liabilities                        459,491               453,501
                                         _______               _______
Stockholders' equity:

  Preferred stock, $.01 par value.
   Authorized 1,000,000 shares;
   none outstanding                           -                     -

  Common stock, $.01 par value.
   Authorized 7,000,000 shares;
   issued and outstanding 3,456,700
   shares in 1996 and 3,456,200 in
   1995                                       35                   35

  Additional paid-in capital              34,450               34,444

  Retained earnings                       14,005               12,815
                                         _______              _______
Total stockholders' equity                48,490               47,294
                                         _______              _______
Total liabilities and stockholders'
equity                                  $507,981             $500,795
                                         =======              =======
See accompanying notes to unaudited financial statements



                                CTL CREDIT, INC.
                       Consolidated Statements of Income (Unaudited)

                                    Three months ended      Three months ended
Dollars in thousands                 March 31, 1996         March 31, 1995
____________________               __________________      __________________
Interest income                    $       13,849          $      13,728

Interest expense                            5,789                  5,803
                                          _______                _______
Net interest income before
 provision for doubtful receivables         8,060                  7,925

Provision for doubtful receivables          1,477                  1,107
                                          _______                 _______
Net interest income after
 provision for doubtful receivables         6,583                  6,818
                                          _______                _______
Other operating income:

  Servicing income                            102                    234

  Other income                                533                    515
                                          _______                _______
  Total other operating income                635                    749
                                          _______                _______
Operating expenses:

  Salaries and employee benefits            3,017                 3,319

  Other operating expenses                  2,164                 2,514
                                          _______               _______
  Total operating expense                   5,181                 5,833
                                          _______               _______
Income before income taxes                  2,037                 1,734

Provision for income taxes                    847                   722
                                          _______               _______
Net income                               $  1,190               $ 1,012
                                        =========             =========
Net income per share                     $   0.34               $  0.29
                                        =========             =========
Weighted average number of shares       3,456,475             3,450,000
                                        ==========            =========

See accompanying notes to unaudited financial statements



                                  CTL CREDIT, INC.
                         Consolidated Statements of Cash Flows (Unaudited)

                                  Three months ended        Three months ended
Dollars in thousands              March 31, 1996            March 31, 1995
____________________              __________________        __________________
Cash flows from operating
activities:

 Net income                        $      1,190              $     1,012

 Adjustments to reconcile
 net income to net cash provided
 by operating activities:

  Provision for doubtful
  receivables                            1,477                    1,107

  Depreciation and amortization            220                      259

  Loss on sale or write-down of
  real estate owned                        159                       20

  Other                                     -                        -

  Net increase in other assets            (133)                      (5)

  Net increase (decrease) in
  other liabilities                       (896)                     366

  Increase in federal and state
  income taxes payable                     564                      380
                                       _______                  _______
  Net cash provided by operating
  activities                             2,581                    3,139
                                       _______                  _______
Cash flows from investing
activities:

  Net increase in receivables
  and contracts                         (8,977)                  (9,988)

  Investment securities purchased      (12,284)                  (5,122)

  Proceeds from maturities of
  investment securities                  8,900                    5,200

  Proceeds from sale of securities
  held for sale                              -                    1,000

  Purchase of FHLB stock                 (349)                     (38)

  Proceeds from sale of real              566                      373
  estate owned

  Payments of senior liens on real
  estate owned                           (72)                     (14)

  Other increase                        (222)                    (371)
                                      _______                  _______
   Net cash used in investing
   activities:                       (12,438)                  (8,960)
                                     _______                   _______
Cash flows from financing activities:

  Net increase in thrift
  certificates payable                 7,857                   27,975

  Decrease in short-term
  borrowings and due bank             (1,464)                 (15,644)

  Sales of Common Stock                    6                        -
                                      _______                 _______
   Net cash provided by
   financing activities                6,399                   12,331
                                      _______                 _______
Increase (decrease) in cash           (3,458)                   6,510

Cash at beginning of period            4,120                    2,158
                                     _______                  _______
Cash at end of period                $   662                 $  8,668
                                     =======                  =======
See accompanying notes to unaudited financial statements


                             CTL CREDIT, INC.
                     Notes to Consolidated Financial Statements (Unaudited)

(1) Acquisition of California Thrift & Loan

     On April 30, 1993, all of the issued and outstanding stock of CalThrift, a wholly owned subsidiary of CalFed Bank, was acquired by CTLI for a cash purchase price of approximately $30,756,000. The purchase price was accounted for under the purchase method of accounting, and accordingly, assets and liabilities were adjusted to and recorded at their estimated fair values as of the date of acquisition.

     Summarized below are the assets and liabilities recorded at fair values at the date of acquisition:


                               Value of assets             Premiums or
                               acquired and                discounts at date of
Dollars in thousands           liabilities assumed         acquisition
____________________           ____________________        ___________________
Assets:
 Cash and cash equivalents     $    3,532                  $      -
 Investment securities             15,830                         4
 Receivables and contracts,
  net of allowance                381,077                     7,792
 Premises and equipment             5,054                         -
 Federal and state
  taxes receivable                  2,643                         -
 Excess purchase price
  over fair value of net
  assets acquired                     428                         -
 Other assets                       5,615                       433
                                  _______                   _______
Total assets                   $  414,179                  $  8,229
                                  =======                   =======
Liabilities:
  Thrift certificates
   payable                     $  380,019                  $  8,229
  Other liabilities                 3,404                        -
                                  _______                   _______
Total liabilities              $  383,423                  $  8,229
                                  =======                   =======
Purchase price and other
 acquisition costs             $   30,756
                                  =======

2) Financial Statement Presentation and Consolidation

     The consolidated financial statements include, after intercompany eliminations, all subsidiary accounts. All adjustments which, in the opinion of management, are necessary for a fair presentation have been reflected. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3) Supplemental Cash Flow Information

     During the three month period ended March 31, 1996, the Company paid $284,000 in income taxes and $7,301,000 in interest expense. During the three month period ended March 31, 1995, the Company paid $342,000 in income taxes and $5,850,000 in interest expense.

4) Receivables, Contracts and the Allowance for Doubtful Receivables

  Receivables and contracts, net of unearned finance charges and unearned loan fees, are comprised of the following:


Dollars in thousands                   March 31, 1996        December 31, 1995
                                         (Unaudited)            (Audited)
____________________                   ______________        _________________
Motor vehicle loans                    $   276,679           $   266,106
Real estate loans                          111,272               110,566
Commercial equipment leases                 67,592                70,233
Other installment loans                     18,381                19,608
Direct loans                                 7,932                 8,158
                                           _______               _______
Total receivables and contracts        $   481,856            $  474,671
                                           =======               =======
Transactions in the allowance for doubtful receivables were as follows:

                                     Three months ended     Three months ended
Dollars in thousands                    March 31, 1996       March 31, 1995
                                        (Unaudited)            (Unaudited)
____________________                 __________________      _________________
Balance, beginning of period               8,371                 8,318
Provision for doubtful receivables         1,477                 1,107

Receivables charged off                    1,698                 1,409
Recoveries on accounts charged off           271                   219
                                          _______              _______
   Net charge-offs                         1,427                 1,190
                                          _______              _______
Balance, end of period                $    8,421              $  8,235
                                         ========              =======

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  GENERAL

     CTL Credit, Inc. (NASDAQ: CTLI) was formed to raise capital through an initial public offering to purchase all of the common stock of California Thrift & Loan (CalThrift) and to assume certain lending operations of Cal Fed Credit (CFC) from its previous parent, California Federal Bank (CalFed). CTLI completed its initial public offering by selling 3,000,000 common shares at $11.00 per share on May 5, 1993 and an additional 450,000 common shares at $11.00 per share on June 4, 1993 by exercise of the underwriter's overallotment option. The Company used substantially all of the net proceeds of the offering to purchase and increase the capital of CalThrift, which is presently the only operating subsidiary of CTLI. The same senior management and directors serve both companies.

   The Company's business is to originate loans and leases at rates which are generally above those offered through more conventional financing sources, such as commercial banks, while applying its traditional underwriting criteria on a case-by-case basis so as to ensure that non-performing assets and charge-offs remain at acceptable levels. The Company finances its portfolio of receivables and contracts with FDIC insured deposits, which are offered at rates slightly higher than those of competitive financial institutions. The Company does not offer traditional banking services such as checking accounts and ATMs.

     The Company underwrites and purchases high yield consumer loans (primarily motor vehicle loans), residential real estate loans and commercial equipment leases. The Company's motor vehicle loans are purchased in Arizona, California, Colorado, Illinois, Nevada, New Mexico, Oregon and Texas. The Company's non-motor vehicle consumer loans (installment contracts and direct loans) are purchased in Arizona, California, Colorado, Nevada, New Mexico and Texas. The Company's commercial equipment leases are purchased nationally, but primarily in California. The Company's residential real estate loans are purchased in California. All underwriting is performed in California offices, the Houston, Texas loan production office or in the Chicago, Illinois loan production office. All servicing is performed in California offices.

    On February 5, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Bay View Capital Corporation ("BVCC"), BVCC's subsidiary BV Sub Corp., and CalThrift. Subject to the satisfaction or waiver of certain conditions, including governmental approvals and the approval of the Company's stockholders, the Agreement contemplates that BV
  Sub Corp. will be merged with and into the Company, and the Company will become a wholly owned subsidiary of BVCC. The Agreement provides that the Company's stockholders will receive $18.00 per share, without interest, for each share of the Company's common stock owned by them at the effective time of the transaction, for an aggregate consideration of approximately $64.2 million in cash. The transaction is expected to close by June 30, 1996. The Company has set May 17, 1996 as the date for a special meeting of stock-holders to vote on the Agreement.

     The Company's net income for the three month period ended March 31, 1996 was $1.2 million, or $0.34 per share, as compared to $1.0 million, or $0.29 per share, for the three month period ended March 31, 1995. The increase in net income resulted primarily from a $0.1 million increase in net interest income before the provision for doubtful receivables, a $0.4 million increase in the provision for doubtful receivables, a $0.1 million decrease in other income, a $0.7 million decrease in operating expenses and a $0.1 million increase in income tax expense. The Company's annualized return on average assets and on average stockholders' equity for the first three months of 1996 was 0.95% and 9.95%, respectively, as compared to 0.83% and 9.46%, respectively, for the first three months of 1995.

   Receivable originations for the first quarter of 1996 were $63.5 million as compared to $53.3 million for the fourth quarter of 1995 and $61.4 million for first quarter of 1995. During the first quarter of 1996, the fourth quarter of 1995 and the first quarter of 1995, the Company purchased $3.5 million, $1.8 million and $2.7 million, respectively, of primarily variable -rate real estate loan participations from one unrelated party in 1995 and two unrelated parties in 1996. The Company does not service these real estate loan participations. The Company may continue to purchase loans originated by others where such loans meet the Company's credit quality standards and asset management objectives. Loan originations for the Chicago loan production office, which began operations in October 1995, were $3.1 million for the first quarter of 1996 as compared to $0.9 million for the fourth quarter of 1995.

   CalThrift is a party to Servicing Agreements with CFC, which provide that CalThrift will service CFC's primarily motor vehicle loan portfolio through maturity. In consideration of CalThrift's services, CFC pays to CalThrift on a monthly basis 0.19% of the beginning monthly balance of the serviced portfolio (or 2.25% on an annualized basis). This serviced portfolio is not being replaced and will continue to runoff. The remaining balance of the serviced portfolio at March 31, 1996 was $12.4 million as compared to $30.8 million at March 31, 1995.

    NET INTEREST INCOME BEFORE PROVISION FOR DOUBTFUL RECEIVABLES

     Net interest income before the provision for doubtful receivables increased from $7,925,000 for the three month period ended March 31, 1995 to $8,060,000 for the three month period ended March 31, 1996, an increase of $135,000, or 1.7%. The increase in net interest income before the provision for doubtful receivables was the net result of (1) an increase in both net interest margin and average interest-earning assets from 6.28% and $487.8 million, respectively, in the first quarter of 1995 to 6.37% and $497.8 million, respectively, in the first quarter of 1996, which added $294,000 to net interest income in the first quarter of 1996, (2) an increase in mark-to-market amortization (described below) in the first quarter of 1996 as compared to a year earlier, which added $143,000 and $22,000 to net interest income in 1996 and 1995, respectively, (3) and a $280,000 premium amortization adjustment (described below), which added $280,000 to net interest income in the first quarter of 1995.

     The Company typically pays a premium to the automobile dealer when it purchases an automobile contract. The Company capitalizes and then amortizes these premiums paid as a reduction to interest income over the life of the contract. Net interest income for the three months ended March 31, 1995 includes a one-time adjustment applicable to the way in which premiums are amortized. Capitalized premiums were being amortized into income at a faster rate than is required by generally accepted accounting principles. The Company made an adjustment of $280,000 (before taxes) to its consolidated financial statements in January 1995 which had the effect of increasing the unamortized balance of capitalized premiums and increasing interest income. This adjustment reflects the cumulative effect of excess premium amortization on prior periods.

     As discussed in note 1 to the unaudited consolidated financial statements, CTLI acquired all of the outstanding stock of CalThrift in a business combination accounted for as a purchase. Purchase accounting adjustments resulted in both interest-earning assets and interest-bearing liabilities of CalThrift being marked-to-market as of May 1, 1993. These mark-to-market adjustments resulted in increases to interest-earning assets and interest-bearing liabilities of $7.8 million and $8.2 million, respectively. During the first quarter of 1996, mark-to-market amortization resulted in reductions in interest income and interest expense of $795,000 and $938,000, respectively. During the first quarter of 1995, mark-to-market amortization resulted in reductions in both interest income and interest expense of $461,000 and $483,000, respectively. Mark-to-market adjustments were fully amortized as of March 31, 1996.

    Net interest spread is defined as the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is defined as net interest income before provision for doubtful receivables divided by average interest-earning assets. The Company's net interest spread and net interest margin, before mark-to-market amortization and the premium amortization adjustment, was 5.78% and 6.37%, respectively, for the first three months of 1996 as compared to 5.70% and 6.28%, respectively, for the first three months of 1995.

    Average yields on interest-earning assets and average rates on interest-bearing liabilities, before mark-to-market amortization and the premium amortization adjustment, increased from 11.46% and 5.76%, respectively, for the first three months of 1995 to 11.78% and 5.99%, respectively, for the first three months of 1996. The increase in the average yield on interest earning assets and the average rate on interest-bearing liabilities is primarily the result of increases in the Company's lending and borrowing rates, both of which increased with interest rates in the US during 1995.

 PROVISION FOR DOUBTFUL RECEIVABLES

     The provision for doubtful receivables for the three month period ended March 31, 1996 was $1.5 million as compared to $1.1 million for the three month period ended March 31, 1995, an increase of $0.4 million, or 36.4%. Net charge-offs for the first three months of 1996 were $1.4 million as compared to $1.2 million for the first three months of 1995, an increase of $0.2 million, or 16.7%. The allowance for doubtful receivables increased from $8.2 million at March 31, 1995 to $8.4 million at March 31, 1996, an increase of $0.2 million, or 2.4%.

   Management maintains the allowance for doubtful receivables for the inherent risk of potential future losses on receivables based upon historical loan loss experience, the ratio of the allowance to total delinquency, the ratio of the allowance to total receivables and forecasts of the future level of charge-offs with respect to each category of receivable. The annualized ratio of net charge-offs to average receivables for the first three months of 1996 was 1.19%, which was slightly above the Company's historical five year moving average net charge -off ratio of 1.18%. The ratio of net charge-offs to average receivables for 1995 was 1.01%, which was slightly below the historical five year moving average. The ratio of the allowance for doubtful receivables to receivables 30 or more days past due decreased from 138% at March 31, 1995 and 128% at December 31, 1995 to 105% at March 31, 1996. This decrease was primarily the result of an increase in total delinquency from the first and last quarters of 1995 to the first quarter of 1996. (See "Asset Quality" below). The ratio of the allowance for doubtful receivables to total receivables was 1.75% at March 31, 1996, 1.76% at December 31, 1995 and 1.75% at March 31, 1995. Management considers the dollar level of the allowance for doubtful receivables at March 31, 1996 to be adequate.

   ASSET QUALITY

     The Company defines delinquent receivables as receivables 30 or more days past due. Up to December 31, 1994 the Company did not classify a customer's payment as delinquent if 50% or more of that payment was received by the Company. The Company changed the 50% threshold to 75% effective January 1995, and changed the 75% threshold to 90%, which is the percentage used by the FDIC, effective January 1996. The following table presents data with respect to the Company's delinquent receivables at March 31, 1996, December 31, 1995 and March 31, 1995.

Dollars in thousands     March 31, 1996   December 31, 1995  March 31, 1995
___________________      _____________    ________________   _____________
Delinquent receivables:
 Consumer finance        $    2,270       $   2,080          $   1,630
 Real estate loans            3,937           3,546              3,554
 Commercial equipment
  leases                      1,285             918                801
                            _______         _______            _______
    Total delinquency    $    7,492       $   6,544          $   5,985
                            =======         =======            =======
Total receivables (1)    $  481,856       $ 474,671          $ 469,255
Allowance for doubtful
 receivables                  8,421           8,371              8,235
Ratio of total delinquency
 to total receivables         1.55%           1.38%              1.28%
Ratio of the allowance
 for doubtful receivables
  to total delinquency         112%            128%               138%


     (1) Net of unearned finance charges and deferred loan fees and before the allowance for doubtful receivables


   The increase in the ratio of total delinquency to total receivables from 1.28% at March 31, 1995 to 1.55% at March 31, 1996 was primarily due to a $
  0.4 million increase in real estate loan delinquency, a $0.6 million increase in consumer loan delinquency and a $0.5 million increase in commercial equipment lease delinquency. The increase in real estate loan delinquency was primarily due to one real estate loan participation, which had balances in excess of $400,000, which became 30 days delinquent at the end of the first quarter of 1996. This loan was brought current in April of 1996. The increase in consumer loan delinquency was primarily due to the change in the delinquency threshold from 75% to 90% effective January 1, 1996 as discussed above. The increase in equipment lease delinquency is not attributable to any identifiable factors.

     The Company defines non-performing receivables as receivables which are 90 or more days past due. The Company defines non-performing assets as non -performing receivables plus REO and other assets acquired in settlement of receivables. The following table presents data with respect to the Company's non-performing assets at March 31, 1996, December 31, 1995 and March 31, 1995.

Dollars in thousands        March 31, 1996   December 31, 1995  March 31, 1995
____________________        ______________   _________________  ______________
Non-performing receivables:
  Consumer finance          $       390      $       388        $    340
  Real estate loans               1,716            2,313           1,782
  Commercial equipment leases       590              326             522
                                  ______________________________________
   Total                          2,696            3,027           2,644
                                  ______________________________________
Real estate owned                 2,128            2,488           2,049
Other assets acquired in
 settlement of receivables          649              536             579
                                _______          _______         _______
Total non-performing assets $     5,473      $     6,051        $  5,272
                                =======          =======         =======
Total assets                $   507,980      $   500,795       $ 500,951
Ratio of non-performing assets
 to total assets                  1.08%            1.21%           1.05%


     Non-performing assets decreased from $6.1 million at December 31, 1995 to $5.5 million at March 31, 1996. The decrease in non-performing assets is primarily the result of a $0.6 million decrease in non-performing real estate loans and a $0.4 million decrease in real estate owned. The decreases in non-performing real estate loans and real estate owned is not attributable to any identifiable factors.

    The Company records REO at the lesser of the property's appraised liquidation value or estimated selling price less estimated holding and selling costs. Liquidation value is the forced or distressed sale value of a property based on an expedited sale in a period shorter than the period required to sell the property under normal conditions. The Company has not yet determined whether it will continue to use a "forced sale" property value, since this requirement may be deleted by the proposed 1996 revisions to California regulations. All of the Company's REO properties are located in California. Other assets acquired in settlement of receivables consist primarily of repossessed automobiles and commercial equipment.

  OTHER OPERATING INCOME

     Other operating income decreased from $0.7 million for the three month period ended March 31, 1995 to $0.6 million for the three month period ended March 31, 1996, a decrease of $0.1 million, or 14.3%. The decrease in other operating income was primarily due to a decrease in servicing income in 1996 as compared to 1995.

    Servicing income is derived from loans owned by CFC and serviced by CalThrift. Servicing income totaled $0.1 million for the first three months of 1996 as compared to $0.2 million for the first three months of 1995. Each month this income source will continue to decline as the serviced portfolio runs off. CalThrift does not service loans in which it has purchased participating interests.

    The following table presents data with respect to the Company's other income for the three months ended March 31, 1996 and 1995.

Dollars in thousands               For the three months ended March 31,
____________________               ____________________________________
                                   1996                       1995
                                  _______                     _______
Late charges                       $  278                     $   257
Prepayment penalties                   90                          73
Loan fees                              67                          51
Insurance income                       15                          13
FHLB stock income                      25                          40
Other income                           58                          81
                                  _______                     _______
Total other income                $   533                        $515
                                  =======                     =======

  OPERATING EXPENSES

     Total operating expense for the three month period ended March 31, 1996 was $5.2 million as compared to $5.8 million for the three month period ended March 31, 1995, a decrease of $0.6 million, or 10.3%.

     The largest component of total operating expense is personnel expense, which totaled $3.0 million for the first three months of 1996 as compared to $3.3 million for the first three months of 1995, a decrease of $0.3 million, or 9.1%. The decrease in personnel expense is primarily due to a reduction in the number of full-time-equivalent (FTE) employees. The average number of FTE employees decreased from 237 for the first quarter of 1995 to 212 for the first quarter of 1996. The number of FTE employees at March 31, 1996 was 208 as compared to 230 at March 31, 1995. The decrease in FTE employees is primarily due to the Company's centralization of loan servicing during the first half of 1995.

     Other operating expenses were $2.2 million for the first three months of 1996 as compared to $2.5 million for the first three months of 1995, a decrease of $0.3 million, or 12.0%. The following table presents data with respect to the Company's other operating expenses for the three months ended March 31, 1996 and 1995.

Dollars in thousands                   For the three months ended March 31,
____________________                   ____________________________________
                                       1996             1995
                                       _______          _______
Office expenses                        $  375           $  420
Occupancy                                 352              362
Data processing                           237              264
Professional services                     237              156
Depreciation and amortization             220              260
Travel and promotion                      185              235
Tax, license and insurance                146              193
Net real estate owned
 operating costs                          105               44
Collection expense                         75               26
FDIC deposit insurance
 premium                                    1              241
Other                                     226              295
                                      _______          _______
Total other operating
 expenses                            $  2,159           $  2,496
                                     ========           ========

     FDIC deposit insurance premiums decreased from $241,000 in the first quarter of 1995 to $1,000 in the first quarter of 1996 primarily as a result of the FDIC reducing CalThrift's annual deposit insurance premium from 0.23% of deposits to 0.04% of deposits effective June 1, 1995, and from 0.04% of deposits to a flat $2,000 effective January 1, 1996. Professional services expense increased from $156,000 in 1995 to $237,000 in 1996 primarily as a result of additional legal expenses incurred in connection with the planned sale of the Company to BVCC.

  INCOME TAX EXPENSE

     Income tax provisions for the first three months of 1996 and 1995 were based on an estimated combined federal and state income tax rate of approximately 42%. Income tax expense accrued for the first three months of 1996 was $0.8 million as compared to $0.7 million for the first three months of 1995. A tax-sharing policy for CTLI and CalThrift, which file consolidated tax returns, provides for taxes to be allocated to the two companies based on relative income.

  INTEREST RATE RISK MANAGEMENT

     The objective of the Company's policy of interest rate risk management is to control the risks associated with interest rate movements by appropriately matching the maturities of interest-earning assets with the maturities of interest-bearing liabilities.
  Management uses duration gap to measure its interest rate risk.

     Duration gap attempts to measure the effect of a change in interest rates on portfolio equity. Portfolio equity is defined as the difference between the value of the Company's interest-earning asset portfolio and the value of its interest-bearing liability portfolio. An exactly matched company will have a duration gap of zero which means that the duration (measured in months) of its interest-earning assets will equal the duration of its interest-bearing liabilities, after adjusting for leverage. Without taking into account basis risk (risk that an increase or decrease in interest rates will affect lending and funding rates differently), a rise or fall in market interest rates for an exactly matched company will theoretically result in both the interest-earning asset and interest-bearing liability portfolios being marked-to-market by the same amount thereby having no effect on portfolio equity. A non-zero duration gap means that portfolio equity will increase or decrease with changes in market interest rate and that the magnitude of the change will increase in direct proportion to the absolute value of the duration gap. The Company calculates its duration gap using both contractual maturities and expected maturities with more emphasis placed on the latter. The Company's contractual and expected duration gap at March 31, 1996 was 10.1 months and
  2.2 months, respectively. A positive duration gap means that portfolio equity will decrease when interest rates rise (the mark-down of interest-earning assets will be greater than the mark-down of interest-bearing liabilities) but will increase when rates decline (the mark-up of interest-earning assets will be greater than the mark-up of its interest-bearing liabilities). Management estimates that with a positive expected duration gap of 2.2 months, a 100 basis point parallel increase in market interest rates will result in a 1.9% decrease in portfolio equity while a 100 basis point parallel decrease in market interest rates will result in a 1.9% increase in portfolio equity.

     Management also monitors the RSA:RSL ratio. Rate sensitive assets (RSA) are defined as short-term investments plus loans receivable. Rate sensitive liabilities (RSL) are defined as short-term debt plus thrift deposits. The RSA:RSL ratio is the ratio of rate sensitive assets to rate sensitive liabilities maturing within six months and within twelve months. A ratio of greater than 100% will enhance earnings in a rising interest rate environment and inhibit earnings when rates decline. Conversely, a ratio of less than 100% will inhibit earnings when interest rates increase but will serve to enhance earnings when interest rates decline. A ratio of 100% would indicate exact matching for the six and twelve month period to follow. The Company's six and twelve month ratio was 62.5% and 59.5%, respectively, at March 31, 1996 as compared to 61.7% and 60.8%, respectively, at December 31, 1995. RSA:RSL uses contractual maturities of receivables rather than expected maturities. Management estimates that its recent historical monthly receivable liquidation rate has been between 4.00% and 4.50%. Management estimates that given this receivable liquidation rate, actual receivable maturities will approximate contractual debt maturities.

  LIQUIDITY

     CTLI maintains liquidity principally in CalThrift so that it can pay maturing deposits and finance the origination of receivables. CalThrift's liquid investment portfolio at March 31, 1996 consisted of US Treasury Bills. CalThrift's Treasury Bill portfolio at March 31, 1996 had a market value of $17.6 million, a weighted average remaining maturity of 172 days and a weighted average yield of 5.53%. CalThrift's ratio of cash and liquid investments to non-liquid tangible assets was 3.71% at March 31, 1996 as compared to 3.72% at December 31, 1995. CTLI, CalThrift's parent, had a liquid investment portfolio at March 31, 1996 which consisted of US Treasury Bills with a market value of $3.9 million, a weighted average remaining maturity of 86 days and a weighted average yield of 4.98%.

    For funding and additional liquidity, CalThrift maintains approximately $35 million in lines of credit: $15 million with the Federal Home Loan Bank of San Francisco (FHLB) and $20 million with a large commercial bank. CalThrift pledges as collateral on the FHLB line of credit certain real estate loans which were underwritten and purchased by its real estate division located in Covina, California. CalThrift pledges as collateral on the commercial bank line its California auto receivables. The Federal Home Loan Bank line had a balance outstanding of $1.5 million at March 31, 1996. Though CalThrift drew on the commercial bank line of credit during the first quarter of 1996, no balance was outstanding on this line at March 31, 1996.

  CAPITAL RESOURCES

     At March 31, 1996, CalThrift's Tier I and tangible capital, regulatory measures comprised of common stockholders' equity less intangible assets, amounted to $44.2 million as compared to $43.0 million at December 31, 1995. The increase in Tier I and tangible capital is due to CalThrift's first quarter earnings less $180,000 in dividends paid to CTLI. (Such dividends are the principal source of cash used by CTLI to pay expenses. CTLI paid no dividends to stockholders during this period). CalThrift's tangible capital ratio at March 31, 1996 was 8.77%. CalThrift's Tier I capital ratio at March 31, 1996 was 9.43%. The minimum Tier I capital ratio required by the FDIC at March 31, 1996 was 4.00%.

   Tier II capital is comprised of Tier I capital plus the allowance for doubtful receivables up to a maximum of 1.25% of risk-weighted assets. CalThrift's Tier II capital and the risk-weighted capital ratio at March
  31, 1996 were $50.0 million and 10.73%, respectively. The minimum risk-weighted capital ratio required by the FDIC at March 31,1996 was 8.00%. Because CalThrift's risk-weighted capital ratio exceeds 10%, its Tier I risk-based capital ratio exceeds 6%, and its ratio of Tier I capital to total assets exceeds 5%, the FDIC considers CalThrift to be "well capitalized".

  PART II.  OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (b) REPORTS ON FORM 8-K. On February 8, 1996, the Company filed a Current Report on Form 8-K. In this filing, the Company reported, under Item 5 ("Other Events"), the Agreement and Plan of Merger with Bay View Capital Corporation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- General" in Part I, above). A copy of the Agreement and Plan of Merger was attached as an exhibit to the 8-K filing.




                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CTL CREDIT, INC.

                                             Robert O. Heavner
                                             _________________
  Date:  May 2, 1996                         Robert O. Heavner
                                             Executive Vice President
                                             Finance and Administration
                                             (Chief Financial Officer)
                                             (Also duly Authorized to Execute
                                             on behalf of Registrant)