Form 10-Q/A
period 1996-03-31
CTL CREDIT INC
filed 1996-05-14
CIK 898287

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-Q/A
                        Amendment Number 1

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

  The purpose of this amendment filing is to update Item 6 of Part II of the previously filed 10-Q to include the Financial Data Schedule as Exhibit EX-27. The full text of Item 6, plus the new Exhibit Index and new exhibit EX-27, are set forth below.


  PART II.  OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBTS. The exhibit listed in the Exhibit Index is filed herewith in accordance with the requirements of Item 601(c) of Regulation S-K.

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


                                             CTL CREDIT, INC.

                                             Robert O. Heavner
                                             _________________
  Date:  May 14, 1996                        Robert O. Heavner
                                             Executive Vice President
                                             Finance and Administration
                                             (Chief Financial Officer)
                                             (Also duly Authorized to Execute
                                             on behalf of Registrant)



                            EXHIBIT INDEX


  EX-27             Financial Data Schedule